Form 10-K
period 2013-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2014-03-31
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number of issuing entity: 333-171508-07

GS Mortgage Securities Trust 2013-GC13
(Exact name of issuing entity as specified in its charter)

GS Mortgage Securities Corporation II
(Exact name of the depositor as specified in its charter)

Goldman Sachs Mortgage Company
Citigroup Global Markets Realty Corp.
Starwood Mortgage Funding I LLC
(Exact names of the sponsors as specified in their charters)

46-1483808
New York	46-1493598
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

c/o U.S. Bank National Association
190 S. LaSalle Street, Chicago, IL	60603
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b 2 of the Exchange Act. (check one):
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
Not applicable.

EXPLANATORY NOTE

The 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, which constituted approximately 11.2% and 11.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are assets of the issuing entity and each is part of a loan combination that includes the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K.
This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant's attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).

PART I

Item 1.	Business
Omitted

Item 1A.	Risk Factors
Omitted

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
Omitted

Item 3.	Legal Proceedings
Omitted

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Omitted

Item 6.	Selected Financial Data
Omitted

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Omitted

Item 8.	Financial Statements and Supplementary Data.
Omitted

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted

Item 9A.	Controls and Procedures
Omitted

Item 9B.	Other Information.
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Omitted

Item 11.	Executive Compensation
Omitted

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Omitted

Item 14.	Principal Accounting Fees and Services
Omitted

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b)(i) of Regulation AB, Significant Obligors of Pool Assets - Financial Information.
The 11 West 42nd Street Mortgage Loan (Loan #1 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,243,262 for the twelve-month period ended December 31, 2013.

The Mall St. Matthews Mortgage Loan (Loan #2 on Annex A of the prospectus supplement of the Registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,127,787 for the twelve-month period ended December 31, 2013.

Item 1114 (b) (2) of Regulation AB, Significant Enhancement Provider - Financial Information.
No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) or Regulation AB.

Item 1115 (b) of Regulation AB, Certain Derivatives Instruments - Financial Information.
No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 or Regulation AB.

Item 1117 of Regulation AB, Legal Proceeding.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criterion set forth in Item 1122(d).
The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.6. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC
1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.
Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a)	The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)
10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)
10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

31. Rule 15(d)-14(d) Certification

33. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer
33.2	LNR Partners LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6	National Tax Search, LLC, as Servicing Function Participant
33.7	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)
33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)
33.10	TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)
33.12	National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)
33.13	Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
33.14	LNR Partners LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)
33.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)
33.16	TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)
33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)
33.18	National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34. Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer
34.2	LNR Partners LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6	National Tax Search, LLC, as Servicing Function Participant
34.7	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)
34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)
34.10	TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)
34.12	National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)
34.13	Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
34.14	LNR Partners LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)
34.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)
34.16	TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)
34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)
34.18	National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer
35.2	LNR Partners LLC, as Special Servicer
35.3	U.S. Bank National Association as Certificate Administrator
35.4	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)
35.5	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)
35.6	U.S. Bank National Association as Certificate Administrator for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3)
35.7	Wells Fargo Bank, National Association, as Primary Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.1)
35.8	LNR Partners LLC, as Special Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.2)
35.9	U.S. Bank National Association as Certificate Administrator Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

By:/s/ J. Theodore Borter
Name: J. Theodore Borter, President
(senior officer in charge of securitization of the depositor)

Dated: March 31, 2014

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
4.1	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)
10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Citigroup Global Markets Reality Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)
10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

31. Rule 15(d)-14(d) Certification

33. Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1	Wells Fargo Bank, National Association, as Master Servicer
33.2	LNR Partners LLC, as Special Servicer
33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6	National Tax Search, LLC, as Servicing Function Participant
33.7	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
33.8	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)
33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)
33.10	TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)
33.12	National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)
33.13	Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
33.14	LNR Partners LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)
33.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)
33.16	TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)
33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)
33.18	National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34. Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1	Wells Fargo Bank, National Association, as Master Servicer
34.2	LNR Partners LLC, as Special Servicer
34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4	TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6	National Tax Search, LLC, as Servicing Function Participant
34.7	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
34.8	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)
34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)
34.10	TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)
34.12	National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)
34.13	Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
34.14	LNR Partners LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)
34.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)
34.16	TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)
34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)
34.18	National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35. Servicer Compliance Statements.
35.1	Wells Fargo Bank, National Association, as Master Servicer
35.2	LNR Partners LLC, as Special Servicer
35.3	U.S. Bank National Association, as Certificate Administrator
35.4	Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)
35.5	LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)
35.6	U.S. Bank National Association as Certificate Administrator for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3).
35.7	Wells Fargo Bank, National Association, as Primary Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.1)
35.8	LNR Partners LLC, as Special Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.2)
35.9	U.S. Bank National Association as Certificate Administrator (see Exhibit 35.3)

EX-31 Rule 13a-14(d)/15d-14(d) Certification.
I, J. Theodore Borter, certify that:
1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of the GS Mortgage Securities Trust 2013-GC13 (the "Exchange Act periodic reports");
2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;
4. Based on my knowledge and the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and
5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
Wells Fargo Bank, National Association, as Master Servicer, LNR Partners LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, TriMont Real Estate Advisors, Inc., as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, National Tax Search, LLC, as Servicing Function Participant, Wells Fargo Bank, National Association, as Master Servicer for the 11 West 42nd Street Mortgage Loan, LNR Partners LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan, TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan, National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan, Wells Fargo Bank, National Association, as Master Servicer for the Mall St. Matthews Mortgage Loan, LNR Partners LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan, TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan, and National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan.

Dated: March 31, 2014

/s/ J. Theodore Borter
Signature
President
(senior officer in charge of securitization of the depositor)