Form 10-K
period 2014-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2015-03-30
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File Number of issuing entity: 333-171508-07

Central Index Key Number of the issuing entity: 0001578422
GS Mortgage Securities Trust 2013-GC13
(exact name of issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001004158
GS Mortgage Securities Corporation II
(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541502
Goldman Sachs Mortgage Company
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541001
Citigroup Global Markets Realty Corp.
(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548405
(The CIK provided is associated with Starwood Mortgage Capital LLC, the parent of the sponsor, which acts as securitizer for purposes of Rule 15Ga-1)
Starwood Mortgage Funding I LLC
(exact name of the sponsor as specified in its charter)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

46-1483808
46-1493598
(I.R.S. Employer Identification Numbers)

c/o U.S. Bank National Association
190 S. LaSalle Street
Chicago, IL
(Address of principal executive offices of the issuing entity)

60603
(Zip Code)

Registrant’s telephone number, including area code:
(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b 2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
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

EXPLANATORY NOTES

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountant’s attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC. These entities were engaged by the master servicer and primary servicer with respect to the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are servicers for the purposes of Item 1122. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
Omitted.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity .
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data..
Omitted.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure..
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information..
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b)(i) of Regulation AB, Significant Obligors of Pool Assets - Financial Information.
The 11 West 42nd Street Mortgage Loan (Loan # 1 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,772,625 for the twelve-month period ended December 31, 2014.

The Mall St. Matthews Mortgage Loan (Loan # 2 on Annex A to the prospectus supplement of the Registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,695,464 for the twelve-month period ended December 31, 2014.

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

Item 1117 of Regulation AB, Legal Proceeding.
The registrant knows of no material pending legal proceedings involving the entities contemplated by Item 1117 of Regulation AB, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee and certificate administrator:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
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

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1) Not applicable
(2) Not applicable
(3) See below

4 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors, Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.1 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

31 Rule 15(d)-14(d) Certifications.

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)
33.10 TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
33.14 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)
33.15 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)
33.16 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)
34.10 TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
34.14 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)
34.15 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)
34.16 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35 Servicer Compliance Statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 U.S. Bank National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association as Certificate Administrator for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.1)
35.8 LNR Partners, LLC, as Special Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.2)
35.9 U.S. Bank National Association as Certificate Administrator Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

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

/s/ J. Theodore Borter
Name: J. Theodore Borter, President
(senior officer in charge of securitization of the depositor)

Date: March 30, 2015

Exhibit Index

Exhibit No.
(1) Not applicable
(2) Not applicable
(3) See below

4 Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as special servicer, U.S. Bank National Association, as trustee, certificate administrator and custodian, and TriMont Real Estate Advisors Inc., as operating advisor (filed as Exhibit 4 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein),

10.1 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Goldman Sachs Mortgage Company and GS Mortgage Securities Corporation II (filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.2 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Citigroup Global Markets Realty Corp. and GS Mortgage Securities Corporation II (filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

10.3 Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between Starwood Mortgage Funding I LLC and GS Mortgage Securities Corporation II (filed as Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed on July 31, 2013 and incorporated by reference herein)

31 Rule 15(d)-14(d) Certifications.

33 Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 LNR Partners, LLC, as Special Servicer
33.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
33.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
33.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.6 National Tax Search, LLC, as Servicing Function Participant
33.7 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)
33.8 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)
33.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)
33.10 TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)
33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)
33.12 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)
33.13 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)
33.14 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)
33.15 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)
33.16 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)
33.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)
33.18 National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34 Attestation Reports on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities.
34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 LNR Partners, LLC, as Special Servicer
34.3 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian
34.4 TriMont Real Estate Advisors, Inc., as Operating Advisor
34.5 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.6 National Tax Search, LLC, as Servicing Function Participant
34.7 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)
34.8 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)
34.9 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)
34.10 TriMont Real Estate Advisors, Inc., as Operating Advisor for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)
34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)
34.12 National Tax Search, LLC, as Servicing Function Participant for the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)
34.13 Wells Fargo Bank, National Association, as Primary Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)
34.14 LNR Partners, LLC, as Special Servicer for the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)
34.15 U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian for the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)
34.16 TriMont Real Estate Advisors, Inc., as Operating Advisor for the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)
34.17 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)
34.18 National Tax Search, LLC, as Servicing Function Participant for the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35 Servicer Compliance Statements.
35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 LNR Partners, LLC, as Special Servicer
35.3 U.S. Bank National Association as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)
35.5 LNR Partners, LLC, as Special Servicer for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)
35.6 U.S. Bank National Association as Certificate Administrator for the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.1)
35.8 LNR Partners, LLC, as Special Servicer Mall St. Matthews Mortgage Loan (see Exhibit 35.2)
35.9 U.S. Bank National Association as Certificate Administrator Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

(b) The exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.
(c) Not applicable

EX-31 Rule 13a-14(d)/15d-14(d) Certifications.

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank, National Association, as Master Servicer, LNR Partners,, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian, TriMont Real Estate Advisors, Inc., as Operating Advisor, CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant, and National Tax Search, LLC, as Servicing Function Participant.

Dated: March 30, 2015

/s/ J. Theodore Borter

President
(senior officer in charge of securitization of the depositor)