Form 10-K
period 2015-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2016-03-28
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-171508-07

Central Index Key Number of the issuing entity: 0001578422

GS Mortgage Securities Trust 2013-GC13

(exact name of the issuing entity as specified in its charter)

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

as Certificate Administrator

190 S. LaSalle Street

Chicago, IL

(Address of principal executive offices of the issuing entity)

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. / / Yes /x/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. / / Yes /x/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	/ /	Accelerated filer	/ /

Non-accelerated filer	/x/ (Do not check if a smaller reporting company)	Smaller reporting company	/ /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). / / Yes /x/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, which constituted approximately 11.2% and 11.0%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes the 11 West 42nd Street Mortgage Loan or the Mall St. Matthews Mortgage Loan which are assets of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the 11 West 42nd Street Mortgage Loan and the Mall St. Matthews Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association, as the master servicer under the Pooling and Servicing Agreement, is also the primary servicer of each of these loan combinations. The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement. Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer of the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii).  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

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

Omitted.

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $31,145,231.00 for the twelve- month period ended December 31, 2015.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,981,833.00 for the twelve- month period ended December 31, 2015.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as trustee, certificate administrator and custodian:

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in a prospectus supplement of the Registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	TriMont Real Estate Advisors, Inc., as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.10	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.16	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	TriMont Real Estate Advisors, Inc., as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.10	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.16	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.8	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

35.9	U.S. Bank National Association, as Certificate Administrator of the Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

(b)     The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)     Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison
Leah Nivison, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 28, 2016

Exhibit Index

Exhibit No.

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, TriMont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	TriMont Real Estate Advisors, Inc., as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.10	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.16	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	TriMont Real Estate Advisors, Inc., as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.10	TriMont Real Estate Advisors, Inc., as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.16	TriMont Real Estate Advisors, Inc., as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.6	U.S. Bank National Association, as Certificate Administrator of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.3)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.8	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

35.9	U.S. Bank National Association, as Certificate Administrator of the Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

