Form 10-K
period 2017-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2018-03-23
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐   Yes   ☒   No

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $26,534,624.00 for the twelve–month period ended December 31, 2017.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $19,350,496.00 for the twelve–month period ended December 31, 2017.

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

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage-backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

Date: March 23, 2018

