Form 10-K
period 2019-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2020-03-25
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

60603

(Zip Code)

Registrant’s telephone number, including area code:

(212) 902-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $27,060,244.00 for the twelve- month period ended December 31, 2019.

The  Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,775,912.00 for the twelve- month period ended December 31, 2019.

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

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

33.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.6	National Tax Search, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank National Association, as Trustee and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.10	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)

33.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)

33.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.15	U.S. Bank National Association, as Trustee and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.16	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)

33.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

34.5	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.6	National Tax Search, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank National Association, as Trustee and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.10	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.11	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)

34.12	National Tax Search, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)

34.13	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.14	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.15	U.S. Bank National Association, as Trustee and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.16	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.17	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)

34.18	National Tax Search, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.6	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.7	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 25, 2020