Form 10-K
period 2021-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2022-03-24
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14. Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $23,044,736.28 for the twelve-month period ended December 31, 2021.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,539,988.44 for the twelve-month period ended December 31, 2021.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian.

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned National Collegiate Student Loan Master Trust I v. U.S. Bank National Ass’n, C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

33.4	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

33.5	CoreLogic Solutions, LLC, as Servicing Function Participant

33.6	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.7	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.8	U.S. Bank National Association, as Trustee and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.9	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.4)

33.10	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.5)

33.11	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.12	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.13	U.S. Bank National Association, as Trustee and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.14	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.15	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee, Certificate Administrator and Custodian

34.4	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

34.5	CoreLogic Solutions, LLC, as Servicing Function Participant

34.6	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.7	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.8	U.S. Bank National Association, as Trustee and Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.9	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.4)

34.10	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.5)

34.11	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.12	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.13	U.S. Bank National Association, as Trustee and Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.14	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.15	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.6	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.7	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Leah Nivison
Leah Nivison, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 24, 2022