Form 10-K
period 2022-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2023-03-27
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o U.S. Bank Trust Company, National Association

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐  Yes  ☒ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

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

[Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan (Control Number 1 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $29,270,983.46 for the twelve- month period ended December 31, 2022.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $15,391,530.63 for the twelve- month period ended December 31, 2022.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank National Association, as Trustee and Certificate Administrator prior to October 17, 2022

33.4	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator on and after October 17, 2022 (see Exhibit 33.3)

33.5	U.S. Bank National Association, as Custodian (see Exhibit 33.3)

33.6	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

33.7	CoreLogic Solutions, LLC, as Servicing Function Participant

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.9	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank National Association, as Trustee of the 11 West 42nd Street Mortgage Loan prior to October 17, 2022 (see Exhibit 33.3)

33.11	U.S. Bank Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan on and after October 17, 2022 (see Exhibit 33.3)

33.12	U.S. Bank National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.13	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.6)

33.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.7)

33.15	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.16	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.17	U.S. Bank National Association, as Trustee of the Mall St. Matthews Mortgage Loan prior to October 17, 2022 (see Exhibit 33.3)

33.18	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan on and after October 17, 2022 (see Exhibit 33.3)

33.19	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.20	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

33.21	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank National Association, as Trustee and Certificate Administrator prior to October 17, 2022

34.4	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator on and after October 17, 2022 (see Exhibit 34.3)

34.5	U.S. Bank National Association, as Custodian (see Exhibit 34.3)

34.6	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor

34.7	CoreLogic Solutions, LLC, as Servicing Function Participant

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.9	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank National Association, as Trustee of the 11 West 42nd Street Mortgage Loan prior to October 17, 2022 (see Exhibit 34.3)

34.11	U.S. Bank Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan on and after October 17, 2022 (see Exhibit 34.3)

34.12	U.S. Bank National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.13	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.6)

34.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.7)

34.15	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.16	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.17	U.S. Bank National Association, as Trustee of the Mall St. Matthews Mortgage Loan prior to October 17, 2022 (see Exhibit 34.3)

34.18	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan on and after October 17, 2022 (see Exhibit 34.3)

34.19	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.20	Trimont Real Estate Advisors, LLC (f/k/a Trimont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

34.21	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.7)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank National Association, as Certificate Administrator prior to October 17, 2022

35.4	U.S. Bank Trust Company, National Association, as Certificate Administrator on and after October 17, 2022 (see Exhibit 35.3)

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.6	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.7	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.8	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 27, 2023