Form 10-K
period 2023-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2024-03-27
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.☐ Yes ☒ No

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

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

Item 1C. Cybersecurity.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 11 West 42nd Street Mortgage Loan, which represented 10% or more of the pool assets held by the issuing entity as of its cut-off date, is no longer a pool asset.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,678,635.02 for the twelve- month period ended December 31, 2023.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee and as certificate administrator, and U.S. Bank National Association, as custodian.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

33.4	U.S. Bank National Association, as Custodian (see Exhibit 33.3)

33.5	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor prior to March 31, 2023

33.6	BellOak, LLC, as Operating Advisor on and after March 31, 2023

33.7	CoreLogic Solutions, LLC, as Servicing Function Participant

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.1)

33.9	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.2)

33.10	U.S. Bank Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.11	U.S. Bank National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.3)

33.12	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan prior to March 31, 2023 (see Exhibit 33.5)

33.13	BellOak, LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan on and after March 31, 2023 (see Exhibit 33.6)

33.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 33.7)

33.15	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.16	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.17	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.18	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.19	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan prior to March 31, 2023 (see Exhibit 33.5)

33.20	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

33.21	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

34.4	U.S. Bank National Association, as Custodian (see Exhibit 34.3)

34.5	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor prior to March 31, 2023

34.6	BellOak, LLC, as Operating Advisor on and after March 31, 2023

34.7	CoreLogic Solutions, LLC, as Servicing Function Participant

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.1)

34.9	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.2)

34.10	U.S. Bank Trust Company, National Association, as Trustee of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.11	U.S. Bank National Association, as Custodian of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.3)

34.12	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor of the 11 West 42nd Street Mortgage Loan prior to March 31, 2023 (see Exhibit 34.5)

34.13	BellOak, LLC, as Operating Advisor of the 11 West 42nd Street Mortgage Loan on and after March 31, 2023 (see Exhibit 34.6)

34.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the 11 West 42nd Street Mortgage Loan (see Exhibit 34.7)

34.15	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.16	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.17	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.18	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.19	Trimont LLC (f/k/a TriMont Real Estate Advisors, Inc.), as Operating Advisor of the Mall St. Matthews Mortgage Loan prior to March 31, 2023 (see Exhibit 34.5)

34.20	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

34.21	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.7)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank Trust Company, National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the 11 West 42nd Street Mortgage Loan (see Exhibit 35.2)

35.6	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.7	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson
Scott Epperson, Chief Executive Officer
(senior officer in charge of securitization of the depositor)

Date: March 27, 2024