Form 10-K
period 2024-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2025-03-26
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Not applicable.

EXPLANATORY NOTES

The Mall St. Matthews Mortgage Loan, which constituted approximately 11.0% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Mall St. Matthews Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combinations, including the Mall St. Matthews Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K. The 11 West 42nd Street Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,988,351.20 for the twelve- month period ended December 31, 2024.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as certificate administrator and trustee, and U.S. Bank National Association, as custodian.

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer

33.2	LNR Partners, LLC, as Special Servicer

33.3	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

33.4	U.S. Bank National Association, as Custodian (see Exhibit 33.3)

33.5	BellOak, LLC, as Operating Advisor

33.6	CoreLogic Solutions, LLC, as Servicing Function Participant

33.7	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.1)

33.8	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.2)

33.9	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.10	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.11	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.5)

33.12	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer

34.2	LNR Partners, LLC, as Special Servicer

34.3	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

34.4	U.S. Bank National Association, as Custodian (see Exhibit 34.3)

34.5	BellOak, LLC, as Operating Advisor

34.6	CoreLogic Solutions, LLC, as Servicing Function Participant

34.7	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.1)

34.8	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.2)

34.9	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.10	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.11	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.5)

34.12	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer

35.2	LNR Partners, LLC, as Special Servicer

35.3	U.S. Bank Trust Company, National Association, as Certificate Administrator

35.4	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.1)

35.5	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.2)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 26, 2025