Form 10-K
period 2025-12-31
GS Mortgage Securities Trust 2013-GC13
filed 2026-03-25
CIK 1578422

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Mall St. Matthews Mortgage Loan (Control Number 2 on Annex A of the prospectus supplement of the registrant relating to the issuing entity filed on July 31, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $14,922,256.00 for the twelve- month period ended December 31, 2025.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4	Pooling and Servicing Agreement, dated as of July 1, 2013, by and among GS Mortgage Securities Corporation II, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Trimont Real Estate Advisors, Inc., as Operating Advisor, and U.S. Bank National Association, as Certificate Administrator and Trustee (filed as Exhibit 4 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein).

10.1	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Goldman Sachs Mortgage Company (filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.2	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Citigroup Global Markets Realty Corp. (filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

10.3	Mortgage Loan Purchase Agreement, dated as of July 1, 2013, between GS Mortgage Securities Corporation II and Starwood Mortgage Funding I LLC (filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on July 31, 2013 under Commission File No. 333-171508-07 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2	Trimont LLC, as Master Servicer on and after March 1, 2025

33.3	LNR Partners, LLC, as Special Servicer

33.4	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

33.5	U.S. Bank National Association, as Custodian (see Exhibit 33.4)

33.6	BellOak, LLC, as Operating Advisor

33.7	CoreLogic Solutions, LLC, as Servicing Function Participant

33.8	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.9	Trimont LLC, as Primary Servicer of the Mall St. Matthews Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.10	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 33.3)

33.11	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.12	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 33.4)

33.13	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 33.6)

33.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2	Trimont LLC, as Master Servicer on and after March 1, 2025

34.3	LNR Partners, LLC, as Special Servicer

34.4	U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator

34.5	U.S. Bank National Association, as Custodian (see Exhibit 34.4)

34.6	BellOak, LLC, as Operating Advisor

34.7	CoreLogic Solutions, LLC, as Servicing Function Participant

34.8	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.9	Trimont LLC, as Primary Servicer of the Mall St. Matthews Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.10	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 34.3)

34.11	U.S. Bank Trust Company, National Association, as Trustee of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.12	U.S. Bank National Association, as Custodian of the Mall St. Matthews Mortgage Loan (see Exhibit 34.4)

34.13	BellOak, LLC, as Operating Advisor of the Mall St. Matthews Mortgage Loan (see Exhibit 34.6)

34.14	CoreLogic Solutions, LLC, as Servicing Function Participant of the Mall St. Matthews Mortgage Loan (see Exhibit 34.7)

35	Servicer compliance statements.

35.1	Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2	Trimont LLC, as Master Servicer on and after March 1, 2025

35.3	LNR Partners, LLC, as Special Servicer

35.4	U.S. Bank Trust Company, National Association, as Certificate Administrator

35.5	Wells Fargo Bank, National Association, as Primary Servicer of the Mall St. Matthews Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.6	Trimont LLC, as Primary Servicer of the Mall St. Matthews Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.7	LNR Partners, LLC, as Special Servicer of the Mall St. Matthews Mortgage Loan (see Exhibit 35.3)

(b)	The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GS Mortgage Securities Corporation II
(Depositor)

/s/ Scott Epperson

Scott Epperson, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 25, 2026